Form 10-Q
period 1994-03-31
DVL INC
filed 1994-05-16
CIK 919096

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549
                             --------------------
                                   FORM 10-Q

[X]                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1994
                               ------------------------------------------------
                                     OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________________ to_________________________

Commission file number:    1-8356

                                  DVL, Inc.
- --------------------------------------------------------------------------------

          (Exact name of registrant as specified in its charter)

       Delaware                                     13-2892858
- -------------------------------------------------------------------------------
(State or other jurisdiction of       (I.R.S. employer identification no.)
 incorporation or organization)

     24 River Road, Bogota, New Jersey                       07603
- -------------------------------------------------------------------------------
(Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code      (201) 487-1300
                                                        ---------------
                           Del-Val Financial Corporation
- -------------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days   Yes: X         No:
                                               ---            ---

                 APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes:         No:
                            ---         ---

                    APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding at May 12, 1994
- -----------------------------                 ---------------------------
Common Stock, $1.00 par value                         7,511,700




                        DVL, INC. AND SUBSIDIARIES

                                 INDEX


Part I.     Financial Information:                                  Page No.


            Consolidated Balance Sheets -
            March 31, 1994 and December 31, 1993                        1

            Consolidated Statements of Operations -
            Three Months Ended March 31, 1994 and 1993                  3

            Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 1994 and 1993                  5

            Notes to Consolidated Financial Statements                  7

            Management's Discussion and Analysis of
            Financial Condition and Results of Operations              10



Part II.    Other Information:

            Legal Proceedings                                          13

            Defaults upon Senior Securities                            15

            Exhibits and Reports on Form 8-K                           15

            Exhibit 11                                                 16
Part I - Financial Information (A)

Item 1.  Financial Statements

                           DVL, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               (in thousands)

                                   ASSETS
                                   ------
                                                       March 31,    December
31,
                                                         1994          1993
                                                       ---------    -----------
                                                     (unaudited)
 Loans receivable, including amounts maturing
 after one year - principally pledged (B)
   Affiliates:
     Wrap around and other mortgages due from
     affiliated partnerships (net of underlying
     liens of $50,475 and $52,022, respectively)       $ 77,153     $ 80,767
     Unearned interest                                  (19,085)     (20,426)
                                                       --------     --------
      Net mortgage loans receivable from affiliated
       partnerships (including non-performing loans
       of $4,623 and $4,546, respectively)               58,068       60,341

      Others:
       Other mortgage loans                               2,783        1,459
       Loans collateralized by limited partnership
       interests due from limited partners (including
       $5,046 and $5,226 of non-performing loans,
       respectively)                                      5,476        6,031
                                                       --------     --------
 Total loans receivable                                  66,327       67,831
 Allowance for loan losses (E)                            6,998        7,034
                                                       --------     --------

Net loans receivable                                     59,329       60,797

 Cash (including restricted cash of $445 in 1994)           555          541
 Due from affiliated partnerships (net of an allowance
  for loss of $2,444 and $2,490, respectively)              195          266
 Investments
  Real estate acquired for resale (D)                     3,071            -
  Real estate at cost (net of accumulated
   depreciation) - pledged                                  497          497
   Real estate lease interests                            2,636        2,623
   Affiliated limited partnerships                        4,398        4,497
   Other investments                                        949          949
   Other assets                                             690          632
   Assets of discontinued operations (C)                  1,131        1,246
                                                       --------     --------

        Total assets                                   $ 73,451     $ 72,048
                                                       ========     ========

[FN]

See accompanying to consolidated financial statements.

                          DVL, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

                                                  March 31,      December 31,
                                                    1994             1993
                                                 -----------     -------------
                                                 (unaudited)
Liabilities:
  Debt in default for non-payment - partially
  collateralized (B)                               $ 12,868      $ 13,507
  Accrued interest on debt in default for
   non-payment (B)                                    4,513         4,272
  Short-term debt (H)                                 1,077         2,613
  Long-term debt                                     36,287        33,714
  Notes to be issued pursuant to litigation
   settlement (G)                                     3,863         3,690
   Convertible subordinated debentures                  441           438
  Accrued liability for litigation settlement (G)     1,810         1,810
  Accrued liability for indebtedness of Kenbee
   Management, Inc. and affiliates                    1,155         1,171
  Accounts payable and accrued liabilities            3,992         3,768
                                                   --------      --------

                      Total liabilities              66,006        64,983
                                                   --------      --------

Deferred credits                                      1,403         1,405
                                                   --------      --------


Commitments and contingent liabilities (F)

Shareholders' equity:
  Common stock, $1 par value, authorized -
   16,000,000 shares, issued and to be
   issued - 8,103,043 (G)                             8,103         8,103
   Additional paid-in capital                        84,100        84,100
   Deficit                                          (86,161)      (86,543)
                                                   --------      --------

     Total shareholders' equity                       6,042         5,660
                                                   --------      --------


       Total liabilities and
        shareholders' equity                       $ 73,451      $ 72,048
                                                   ========      ========

[FN]



See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands except share data)
                                (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1994       1993
                                                       --------   --------
Income from affiliates (B)
  Interest on mortgage loans (including $354
   realized upon the early satisfaction of
   certain loans in 1994)                              $    823   $    600
  Management fees from partnerships                         127        115
  Transaction and other fees from partnerships              174          -
  Rent income                                                 8         35
Income from others
  Interest on loans to limited partners                      62         87
  Other interest                                             17          2
                                                       --------   --------
                                                          1,211        839
                                                       --------   --------
Operating expenses
  General and administrative                                793      1,350
  Legal and professional fees                               105        125
  Depreciation of real estate assets                          -          2
  Net provision for (reduction in) losses                   121        (63)
Interest expense                                            933      1,180
Claim settlement losses                                       -         32
                                                       --------   --------
                                                          1,952      2,626
                                                       --------   --------

Loss before gain on sales of real estate                   (741)    (1,787)
Gain on sales of real estate to affiliates                    2          5
                                                       --------   --------
Loss from continuing operations                            (739)    (1,782)
Income (loss) from discontinued operations (C)               11        (52)
                                                       --------   --------
Loss before extraordinary gain                             (728)    (1,834)
Extraordinary gain on the settlement
 of indebtedness (H)                                      1,110        918
                                                       --------   --------
  Net income (loss)                                    $    382   $   (916)
                                                       ========   ========


[FN]








See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (continued)
                                (unaudited)
                                                        Three Months Ended
                                                             March 31,
                                                       -------------------
                                                         1994       1993
                                                       --------   --------
Earnings (loss) per share (J):
  Primary
   Loss from continuing operations                    $    (.08)  $   (.26)
   Income (loss) from discontinued operations                 -          -
                                                      ---------   --------
   Loss before extraordinary gain                          (.08)      (.26)
   Extraordinary gain on the settlement of
    indebtedness                                            .13        .13
                                                      ---------   --------

   Net income (loss)                                  $     .05   $   (.13)
                                                      =========   ========


  Fully diluted
   Loss from continuing operations                    $    (.08)  $   (.26)
   Income (loss) from discontinued operations                 -          -
                                                      ---------   --------
   Loss before extraordinary gain                          (.08)      (.26)
   Extraordinary gain on the settlement of
    indebtedness                                            .12        .13
                                                      ---------   --------
   Net income (loss)                                  $     .04   $   (.13)
                                                      =========   ========

Weighted average shares outstanding
   Primary                                            8,411,843   6,911,571
                                                      =========   =========

   Fully diluted                                      9,095,895   6,911.571
                                                      =========   =========




[FN]











See accompanying notes to consolidated financial statements.

                           DVL, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                 Three Months Ended
                                                      March 31,
                                              -----------------------
                                                 1994          1993
                                              ---------     ---------
Cash flows from operating activities
  Loss from continuing operations             $   (739)     $ (1,782)
  Adjustments to reconcile net cash provided
  by operating activities
   Net provision for (reduction in) losses         121           (63)
   Claim settlement losses                           -            32
   Depreciation and amortization                    32            59
   Income from mortgage satisfaction              (188)            -
   Decrease in unearned interest on loans
    receivable                                     (52)         (102)
   Net increase in payables                       (566)          814
   Imputed interest on notes to be issued          173             -
   Amortization of deferred credits                 (2)           (5)
   Net increase in other assets                   (191)         (150)
 Net cash provided by (used in)
   discontinued operations                          11           (86)
                                               -------        ------
     Net cash used in
     operating activities                         (269)       (1,283)
                                               -------        ------

Cash flows from investing activities
  Collections on loans receivable (net of
   payments on underlying loans)                 1,319         2,891
  Net increase in real estate acquired
   for resale                                     (136)            -
  Proceeds from sale of real estate acquired
   for resale                                        -            76
  Net collections on amounts due from
   affiliated Partnerships                          71             1
  Distributions received on limited
   partnership interests                            99            41
  Net cash provided by discontinued lending
   activities of Del-Val Capital Corp.             115           786
                                               -------        ------

       Net cash provided by
        investing activities                     1,468         3,794
                                               -------        ------



[FN]


See accompanying notes to consolidated financial statements.

                         DVL, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (continued)
                             (in thousands)
                               (unaudited)
                                                Three Months Ended
                                                     March 31,
                                              ----------------------
                                                1994          1993
                                              ---------     --------
Cash flows from financing activites
  Proceeds from issuance of subordinated
   debentures                                        -            16
  Decrease in amounts due from
   Kenbee Management, Inc.                           -            31
  Increase in indebtedness                         474             -
  Repayment of indebtedness                     (1,643)       (1,903)
  Repayment of guaranteed indebtedness             (16)            -
  Net cash used in discontinued financing
   activities of Del-Val Capital Corp.               -          (650)
                                              --------      --------
   Net cash used in financing activities        (1,185)       (2,506)
                                              --------      --------
  Net increase in cash                              14             5
  Cash - beginning                                 541           149
                                              --------      --------
  Cash - end                                  $    555      $    154
                                              ========      ========

Supplemental disclosure of cash flow
 information:
   Cash paid during the period for interest
    (excluding amounts paid on underlying
     mortgages)                               $    773      $     885
                                              ========      =========
Supplemental disclosure of non-cash
 investing and financing activities:

   Net effect of sale of real estate
     acquired for resale                      $      -      $     381
                                              ========      =========
   Increase in indebtedness upon acquisition
     of real estate for resale                $  2,029      $       -
                                              ========      =========
   Net reduction in indebtedness upon
    transfer of assets to creditor            $      -      $   7,043
                                              ========      =========
   Net reduction in indebtedness pursuant
    to creditor settlements                   $  1,110      $     918
                                              ========      =========

   Increase in long-term debt upon
    capitalization of accrued interest
    and other payables                        $    254      $     266
                                              ========      =========

[FN]
See accompanying notes to consolidated financial statements.

                                       6
                           DVL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) In the opinion of DVL, Inc. ("DVL"), the accompanying financial statements contain all adjustments (consisting of only normal accruals) necessary for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for the three months ended March 31, 1994 should not be regarded as necessarily indicative of the results that may be expected for the full year.

(B) DVL continues to experience liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. The majority of DVL's assets consist of mortgage loans to affiliated partnerships. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages call for the mortgage debt service to be used to pay liens senior to DVL's. DVL remains in default for non-payment of principal and interest on $17 million of its indebtedness. Though DVL has completed settlements with the limited partners and the majority of its creditors, it continues to negotiate two remaining unsettled creditors to satisfy or restructure the payment terms of such loans.

        DVL's cash flow provided by current operations is insufficient to meet its current cash requirements. As a result, DVL is liquidating and refinancing certain assets and is seeking equity based financings in order to satisfy indebtedness and meet its operating cash flow deficiency. In May 1994, DVL completed the first stage of a refinancing of a portion of its mortgage portfolio which generated cash proceeds of approximately $2.9 million, of which approximately $2.8 million was used to satisfy existing indebtedness. Management anticipates the completion of the refinancing in the near future, which is expected to generate additional cash proceeds of approximately $2 million, of which $1.4 million will be used to satisfy existing indebtedness. In addition, DVL is pursuing two new business ventures in an effort to reduce or eliminate its operating cash flow deficiency in the future. The new business ventures involve the acquisition, development and resale of residential real estate, and the commercial financing of tool purchases by automobile mechanics. There can be no assurance that the cash flow generated by potential asset liquidations or refinancings will be sufficient to meet DVL's current operating cash flow deficiencies or mandatory debt payments, and that the cash flow generated by DVL's new business ventures, if any, will be sufficient to meet any future operating cash flow deficiencies.

        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness, (2) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and make payments to its creditors, (3) the return to profitable operations in the future, which will primarily depend on the success of its new business ventures, and (4) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis. If DVL is unsuccessful in achieving a short-term solution to its liquidity problems, and, moreover, long-term solutions to cure its remaining loan defaults and return it to profitable operations, then it may not be able to continue as a going concern and may be forced to file for protection from creditors under Chapter 11 of the United States Bankruptcy Code. These interim financial statements do not include any adjustments that might result from the outcome of these uncertainties.
                                       7

(C) As a result of DVL's liquidity problems, DVL is liquidating Del-Val Capital Corp.'s ("DVCC") assets and therefore, DVCC is accounted for as a discontinued operation in these financial statements. The liquidation of DVCC's assets is taking longer than management originally anticipated and resulted in losses from discontinued operations in 1993. In May 1994, DVCC sold one loan at its carrying value and pledged one of its remaining loans as collateral for a DVL loan. No material loss is anticipated on the ultimate liquidation of the remaining loans.

(D) On January 1, 1994, DVL acquired RH Interests, Inc. ("RH") from Kenbee Management, Inc. ("Kenbee"), DVL's former manager and largest debtor. RH was formed in April 1993 as a wholly-owned subsidiary of Kenbee in order to temporarily provide administrative and managerial services for partnerships where DVL is the general partner, and to temporarily develop new business opportunities in the residential real estate development business pending DVL's electing not to be taxed as a real estate investment trust ("REIT"). RH's only assets are its interests in three residential real estate projects.

(E) As a result of Kenbee's liquidity problems, DVL was forced to look solely to its collateral for repayment of each loan. Management's previous evaluations of the collateral underlying each loan in DVL's portfolio resulted in substantial loan write-offs and a substantial allowance for loan losses. The evaluation considered the non-performing portion of DVL's loan portfolio, internally generated appraisals of certain properties, updated information on certain properties and a generally depressed real estate market.

(F) In 1994, DVL reached a settlement with a creditor which DVL was obligated to as a guarantor of an affiliate's indebtedness of approximately
$5 million. Pursuant to the settlement, DVL issued 300,000 shares of common stock and agreed to issue an additional 20,000 shares of common stock, all with a guaranteed value of $1.50 per share, and paid $275,000 in full satisfaction of the guarantee. The settlement was fully reserved for in 1993.

(G) In December 1993, DVL reached a settlement in the shareholder class action litigation which calls for DVL to issue 900,000 shares of DVL common stock at a guaranteed value of $1.50 per share and notes with a face value of $9 million and to make payment of cash or common stock of $1.4 million. At March 31, 1994 and December 31, 1993, management reflected the common stock and notes as to be issued and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes are due in ten years, bear interest at 10% per annum payable in kind for five years, are callable after the third year, are payable in cash or common stock at DVL's option and were valued at $3.69 million by an independent investment banker. Commencing in January 1994, interest on such notes is imputed based upon an effective interest rate of approximately 19%. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992.

(H) In February 1994, DVL made prepayments of the installments due under a settlement agreement with one of its creditors aggregating $427,000, which resulted in an extraordinary gain on the settlement of indebtedness of $1,110,000.

(I) The company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), which requires the Company to recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial


                                       8


statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, FAS 109 requires the recognition of future tax benefits such as net operating loss carryforwards, to the extent that realization of such benefits is more likely than not. At December 31, 1993, DVL had approximately $66 million of net operating loss carryforwards available to offset future taxable income, if any, expiring through 2008. Until management anticipates the realization of such future tax benefits, DVL's deferred tax asset of approximately $26 million will be fully reserved for. If DVL reaches settlements with its two remaining unsettled creditors on the terms currently proposed (see Note B), DVL anticipates realizing a portion of its deferred tax benefit.

(J) Primary earnings per share amounts are based upon the weighted average number of common shares and equivalents outstanding. The dilutive effect of outstanding options and warrants is computed using the treasury stock method.

        Fully diluted earnings per share amounts are based upon the increased number of shares that would be outstanding assuming the conversion of existing and contingent debentures and the exercise of contingent warrants. Net income has been adjusted for the interest expense on convertible debentures.





































                                       9
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        DVL continues to experience liquidity problems principally as a result of the reduced cash flow received on the restructured and non-performing portions of its loan portfolio. Although only a small portion of DVL's mortgage loan portfolio is non-performing, a substantial portion of the portfolio does not generate significant income or cash flow as the restructured terms of such mortgages call for the mortgage debt service to be used to pay liens senior to DVL's. DVL is also a defendant in certain remaining litigation. See "Legal Proceedings". DVL remains in default on principal and interest payments on approximately $17 million of its indebtedness.

        To enable DVL to meet its short-term operating needs, DVL must continue to augment its cash flow with the proceeds from the sale or refinancing of assets, additional borrowings and potential profits from new business ventures. There is a risk that DVL may not be able to raise the necessary funds with which to continue operations. If DVL is unable to raise the necessary funds to continue operating, it may be forced to file for protection from creditors in accordance with Chapter 11 of the United States Bankruptcy Code.

        DVL's ability to continue as a going concern is dependent upon (1) the success of the negotiations to restructure the payment terms of its remaining unsettled indebtedness, (2) the sale or refinancing of certain assets to improve its cash position in order to meet operating expenses and make payments to its creditors, (3) the return to profitable operations, which primarily depend on the success of its new business ventures, and (4) the realization of the estimated value of the assets collateralizing its loan portfolio over an extended period of time rather than the value of the assets on a liquidation basis. If DVL is unsuccessful in achieving a short-term solution to its liquidity problems, and moreover, long-term solutions to cure remaining loan defaults and return it to profitable operations, then it may not be able to continue as a going concern.

Results of Operations

Three Months Ended March 31, 1994 Compared to Three Months Ended March 31,
1993

        DVL realized net income of $382,000 for the three months ended March 31, 1994, as compared to a net loss of $916,000 for the corresponding 1993 period, a change of $1,298,000. The income in 1994 was primarily a result of the extraordinary gain realized upon the prepayment of installments due under a creditor settlement and the income realized upon the early satisfaction of certain loans, which were partially offset by DVL's operating losses. The net loss in 1993 was primarily a result of DVL's operating losses, including an increase in the value of performance units, partially offset by an extraordinary gain on the settlement with one of DVL's creditors. The effects of these items and the other factors contributing to the net losses are as follows:

        Interest income on mortgage loans due from affiliates increased by $223,000 primarily as a result of the income realized upon the satisfaction of certain loans from the sale of the partnership properties, partially offset by a reduction in the amount of such loans to affiliated partnerships due to the transfer of certain loans and from the satisfaction of certain loans upon the sale of the partnership properties.

                                       10
        Transaction and other fees from partnerships aggregating $174,000 in 1994 represent the fees received upon the sale of certain partnership properties.

        Rent income from affiliated partnerships decreased by $27,000 as a result of the settlement of litigation and the restructuring of one of DVL's loans whereby DVL transferred its economic interest in three of its properties to affiliated partnerships in 1993.

        Interest income on loans to limited partners decreased by $25,000 due to a decrease in the average outstanding balances of the performing portion of this loan portfolio.

        General and administrative expenses decreased by $557,000 primarily as a result of the accrual of $717,000 in 1993 for the value of performance units granted to certain officers, partially offset by an increase in payroll and operating costs incurred in 1994.

        Legal and professional fees decreased by $20,000 primarily as a result of a decrease in activity in certain legal matters in 1994. Although such fees are expected to continue until DVL settles its remaining litigation and restructures its remaining unsettled indebtedness, management anticipates a reduction in such fees in the future.

        Interest expense decreased by $247,000 primarily as a result of a decrease in indebtedness and decreases in interest rates due to the restructuring of certain indebtedness, which were partially offset by the imputed interest on the notes to be issued in connection with the settlement of the shareholder litigation. The decrease in indebtedness is primarily the result of the full satisfaction of certain indebtedness pursuant to debt restructurings as well as the principal payments made from collections on the collateral pledged to secure the related indebtedness. Management anticipates that such interest expense will decline in the future as a result of the completed and proposed settlements and restructuring agreements with DVL's remaining unsettled creditors, however, this decline may be more than offset in the future by the interest, including accreted interest, on the $9 million of notes to be issued in connection with the settlement of the shareholder litigation.

        Management's re-evaluation of the collateral underlying each loan and its guarantees of indebtedness of affiliates resulted in a provision for losses aggregating $121,000 during the three months ended March 31, 1994 which was primarily a result of updated information on certain properties.

        Claim and litigation settlement losses decreased to zero in 1994 as a result of management's provision for the potential losses to be realized in connection with claims originating from Kenbee's indebtedness to certain creditors and for certain other litigation matters in 1993.

        DVL's discontinued operations resulted in net income of $11,000 in 1994 and a net loss of $52,000 in 1993. The increase resulted from a decrease in the costs incurred to service and liquidate DVCC's remaining portfolio.
No material additional loss is anticipated on the liquidation of the remaining loans.







                                       11
Liquidity and Capital Resources

        DVL continues to experience liquidity problems and its cash flow provided by operations is not sufficient to meet its operating needs. DVL is attempting to augment its cash flow with the proceeds from the sale or refinancing of assets, equity financings and potential profits from new business ventures. There is risk that DVL may not be able to raise the necessary funds with which to continue operations.

        DVL's revocation of its election to be taxed as a REIT effective January 1, 1994 eliminated the requirement that DVL distribute at least 95% of its taxable income and will allow DVL to enter into new business ventures that were not permitted or were subject to taxation at a rate of 100% for a REIT. DVL does not anticipate making distributions to its shareholders in the foreseeable future. DVL currently has net operating loss carryforwards of approximately $66,000,000 which it may use as a "C" Corporation to offset future taxable income, if any, and subject to certain limitations, from federal income taxes.

        DVL has the right to refinance a number of mortgage loans underlying its wrap around mortgages due from affiliated partnerships and arrange senior financing secured by properties on which it holds first or second mortgage loans by subordinating its mortgage position. In May 1994, DVL completed the first stage of a refinancing of a portion of its mortgage portfolio which generated cash proceeds of approximately $2.9 million, of which approximately $2.8 million was used to satisfy existing indebtedness. Management anticipates the completion of the financing in the near future, which is expected to generate additional cash proceeds of approximately $2 million, of which approximately $1.4 million will be used to satisfy existing indebtedness.

        In February 1994, a creditor provided DVL with $1.3 million of non-recourse second mortgage financing in connection with DVL's acquisition of a residential development of improved and unimproved land in Beaufort, South Carolina. Under the terms of this financing, the creditor is entitled to receive interest at prime plus 2%, as well as from 25% to 45% of the profit from the sale of such land parcels based upon the date of the full repayment of the loan.

        At March 31, 1994, DVL continued to be in default for non-payment of scheduled interest and/or principal payments on approximately $17 million of indebtedness and is currently negotiating to settle or restructure payment terms with its remaining unsettled creditors. The goal of such restructuring is twofold; to obtain a reduction of the total indebtedness and to establish an acceptable payment schedule with such creditors. These negotiations include proposals for curing the defaults and settling or restructuring the remaining unsettled indebtedness by offering existing and replacement collateral in complete satisfaction of one debt and offering cash payments over time at a negotiated discount for another. If the above settlements are finalized as proposed, DVL would recognize gains on such settlements. There can be no assurance that these negotiations or settlements will be finalized as described above. In addition, if DVL does not meet its previously settled mandatory repayment requirements to creditors, it will be in default of these loans and is at risk of losing all of the related collateral.

        In addition, DVL is pursuing new business activities in an attempt to reduce its operating cash flow deficiency. In April 1994, DVL formed the First Mechanics Finance Company ("FMF") as a wholly-owned subsidiary to purchase loan contracts from local tool dealers made to finance tool purchases

                                       12
by automobile mechanics. Management anticipates that the start-up costs and initial operating losses of FMF may be significant and there can be no assurance that FMF will be able to obtain the financing necessary to generate the loan volume needed to operate at a profitable level. In addition, there can be no assurance that such potential profits, if realized, will be sufficient to meet any future DVL cash flow deficiencies.

Impact of Inflation and Changes in Interest Rates

        DVL's mortgage loan portfolio due from affiliated partnerships is primarily at fixed rates. Although management has restructured certain indebtedness, has satisfied and is negotiating to satisfy certain indebtedness by transferring assets to its creditors and is attempting to convert certain other indebtedness to fixed rates, DVL's indebtedness continues to be primarily at variable rates. Therefore, currently, decreases in interest rates are generally expected to have a positive effect on DVL's earnings while increases in interest rates are generally expected to have a negative effect on DVL's earnings. In addition, DVL's new business ventures may be affected by interest rates. FMF's cost of financing its fixed rate loans is expected to be inversely affected by changes in interest rates. The value of DVL's residential real estate held for resale may also be affected by changes in interest rates, as well as by inflation. Other than as manifested in interest rates inflation has not had a significant effect on DVL's net income for the past five years.

Part II - Other Information

Item 1.  Legal Proceedings

        Substantial progress has been made in settling various litigation brought against DVL, its Board members and certain current and former officers and affiliates by shareholders, banks and others. The following is a summary of the status of all material outstanding cases.

        Numerous shareholder class action suits commenced since 1990 were filed in various jurisdictions and consolidated in the United States District Court, Southern District of New York on February 28, 1991, in one consolidated action entitled in In Re: Del-Val Financial Corp. Securities Litigation Master File No. MDL 872 ("In Re Del-Val").

        In In Re Del-Val, a settlement has been approved by the court in which DVL would issue to plaintiffs (1) 900,000 shares of DVL common stock at a minimum price of $1.50 per share (or notes to cover any deficiency in the event the aggregate value is less than $1,340,000); (ii) $9 million of notes due ten (10) years with interest at 10% payable in kind for five (5) years, callable after the third year and payable on the tenth year with cash or DVL common stock equal to 110% of the face value of the notes; and (iii) the greater of $1.4 million or 40% of the net proceeds from Federal Insurance, described below. At March 31, 1994, management reflected the common stock and notes as to be issued and a reserve of $1.81 million for the future $1.4 million payment due and for any deficiency in the minimum price of the 900,000 shares to be issued. The $9 million face value notes to be issued were valued at $3,690,000 by an independent investment banker. The settlement is expected to result in a loss of $6.4 million which was fully provided for in 1992. There can be no assurance that all the remaining shareholder litigation discussed below will be consolidated and settled pursuant to these negotiations. DVL and related defendants have cross claimed against Deloitte and Touche ("Deloitte"), DVL's former accountant, and have demanded indemnification or contribution from Deloitte. Deloitte has also cross-claimed against DVL and related defendants in In Re Del-Val.

                                      13


        A second class action suit entitled Donald Levy, et al. v. Roger D. Stern, et al. ("Levy"), was filed against current and former directors of DVL in the Court of Chancery in New Castle County, Delaware on February 13, 1991, and has not been consolidated with the other class action suits. The Court in Levy has recently partially granted DVL's motion to dismiss the derivative claims and has conditioned the dismissal of the disclosure claim on plaintiff's revising their complaint to properly allege the existence of a class. The plaintiffs in Levy have recently moved for permission to proceed on behalf of certain individuals as opposed to a class action.

        DVL is subject to three shareholder derivative suits. The first is Phyllis Rye, on Behalf of Herself In The Right of Del-Val Financial Corporation v. Roger Stern, et al. ("Rye"), filed in the United States District Court, Southern District of New York on May 13, 1991 and is scheduled for trial in September 1994. The other two derivative suits are entitled Del-Val Financial Corp. derivatively by Hilda Weigart v. Roger D. Stern, et al. ("Weigart"), and Del-Val Financial Corp. derivatively by Miriam Feinberg v. Roger D. Stern, et al. ("Feinberg"), and were filed in the Superior Court of New Jersey-Law Division-Bergen County on October 31, 1990 and December 3, 1990, respectively, and consolidated by court order dated February 8, 1991. Pursuant to court order DVL and related defendants filed a third party complaint in this consolidated action against their insurance carriers. The Appellate Court in New Jersey and the Superior Court for Bergen County, New Jersey have stayed all proceedings in the New Jersey cases.

        Several limited partners who elected to opt out of the 1992 settlement of the limited partner class action, In Re Kenbee Limited Partnerships Litigation, have named DVL in a case entitled Faye Crawford, et al. v. Roger Stern, et al. ("Crawford"), filed in the Court of Common Pleas in the State of South Carolina on September 23, 1993, in which plaintiffs allege violations of RICO, common law fraud and civil conspiracy in fiduciary securities transactions, common law fraud including negligent deception, breach of fiduciary duty and negligence by certain defendants and aiding and abetting other's breaches of fiduciary duty and seek damages of $425,000 plus attorney fees, expenses and interest. The case was removed to Federal Court and defendants moved to dismiss the complaint as legally insufficient. The Court granted the motion but permitted plaintiff's leave to file an amended complaint.

        DVL, its President and a Senior Vice President have been named as defendants in an action brought by a former employee of Kenbee entitled Michael A. Becker v. Kenbee Management, Inc. et al. ("Becker"), and filed in the Superior Court of New Jersey, Bergen County Law Division on September 22, 1993. In Becker, plaintiff alleges violations of the New Jersey Law Against Discrimination by Reason of Religious Discrimination, of oral contract not to terminate plaintiff, of an implied promise not to terminate employees for reasons violative of public policy, and for intentional infliction of emotional distress, intentional interference with contractual relations and slander and slander per se. Defendants have answered the complaint, successfully moved to dismiss certain counts and commenced limited discovery. Plaintiff has been given leave to amend but has not yet amended his complaint.

        In November 1993, the Securities and Exchange Commission (the "Commission") commenced an administrative proceeding against DVL's Treasurer in connection with certain events related to the 1990 stock offering and price decline. Without admitting or denying the allegations of the complaint, the

                                       14
Treasurer has agreed and the Commission has consented to the issuance of a cease and desist order. Such order will not affect the ability of the Treasurer to perform his duties for DVL.

        DVL has incurred significant legal costs, and continues to incur such costs at a reduced amount, for the aforementioned litigation and investigations. Federal Insurance Company ("Federal"), which carried DVL's directors and officers insurance policy, has declined to cover DVL for these legal costs and any liability. DVL commenced an action against its insurance broker and Federal entitled Del-Val Financial Corporation, et al. v. Federal Insurance Company et al. ("Federal Insurance") on September 23, 1991 in the Supreme Court of the State of New York, County of New York in which DVL alleges negligence against its broker and seeks declaratory and injunctive relief against Federal. DVL has also named Federal as a third party defendant in Weigart and Feinberg. This latter action has been stayed.

Item 3.  Defaults Upon Senior Securities

        At March 31, 1994, DVL had approximately $17 million of indebtedness in default for non-payment of scheduled interest and/or principal payments, as well as failure to comply with certain other loan covenants. DVL is currently negotiating to settle or restructure the payment terms with its two remaining unsettled creditors.

Item 6.  Exhibits and Reports on Form 8-K


EXHIBIT 11 - Computation of per share data (see schedule on pages 16 through 17)

        There were no reports on Form 8-K filed during the three months ended March 31, 1994.



        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        DVL, INC.



                                        By:
                                           Joel Zbar, Treasurer and
                                           Chief Accounting Officer


May 13, 1994










                                       15